Form 10-Q
period 2021-09-30
Tekkorp Digital Acquisition Corp.
filed 2021-11-15
CIK 1822027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 12, 2021, there were 25,000,000 Class A ordinary shares, par value $0.0001 per share, and 6,250,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

TEKKORP DIGITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Condensed Statements of Operations for the three and nine months ended September 30, 2021 (Unaudited) and for the period from August 14, 2020 (inception) through September 30, 2020 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 (Unaudited) and for the period from August 14, 2020 (inception) through September 30, 2020 (Unaudited)	3
Condensed Statement of Cash Flows for the nine months ended September 30, 2021 (Unaudited) and for the period from August 14, 2020 (inception) through September 30, 2020 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	25

Part II. Other Information
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28

Part III. Signatures	29

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

TEKKORP DIGITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash	$357,913	$921,069
Prepaid expenses	529,405	895,102
Total Current Assets	887,318	1,816,171

Marketable securities held in Trust Account	250,014,153	250,002,756
TOTAL ASSETS	$250,901,471	$251,818,927

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,375,942	$59,526
Accrued offering costs	94,794	94,794
Total Current Liabilities	3,470,736	154,320

Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liabilities	17,355,000	50,420,000
Total Liabilities	28,875,736	58,624,320

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 25,000,000 shares issued and outstanding, subject to possible redemption at redemption value as of September 30, 2021 and December 31, 2020	250,014,153	250,002,756

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	625	625
Additional paid-in capital	—	—
Accumulated deficit	(27,989,043)	(56,808,774)
Total Shareholders’ Deficit	(27,988,418)	(56,808,149)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$250,901,471	$251,818,927

The accompanying notes are an integral part of the unaudited condensed financial statements.

TEKKORP DIGITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from August 14, 2020 (Inception) through September 30,
	2021	2021	2020

Operating and formation costs	$1,581,239	$4,245,269	$5,000
Loss from operations	(1,581,239)	(4,245,269)	(5,000)

Other income:
Interest earned on marketable securities held in Trust Account	3,841	11,397	—
Change in fair value of warrant liabilities	3,190,000	33,065,000	—
Total other income	3,193,841	33,076,397	—

Net income (loss)	$1,612,602	$28,831,128	$(5,000)

Weighted average shares outstanding of Class A ordinary shares	25,000,000	25,000,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.05	$0.92	$—

Weighted average shares outstanding, Class B ordinary shares	6,250,000	6,250,000	6,250,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.05	$0.92	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TEKKORP DIGITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021, as restated	—	$—	6,250,000	$625	$—	$(56,808,774)	$(56,808,149)

Subsequent measurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(3,757)	(3,757)

Net income	—	—	—	—	—	31,274,019	31,274,019

Balance – March 31, 2021, as restated	—	$—	6,250,000	$625	$—	$(25,538,512)	$(25,537,887)

Subsequent measurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(3,799)	(3,799)

Net loss	—	—	—	—	—	(4,055,493)	(4,055,493)

Balance – June 30, 2021, as restated	—	$—	6,250,000	$625	$—	$(29,597,804)	$(29,597,179)

Subsequent measurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(3,841)	(3,841)

Net income	—	—	—	—	—	1,612,602	1,612,602

Balance – September 30, 2021	—	$—	6,250,000	$625	$—	$(27,989,043)	$(27,988,418)

FOR THE PERIOD FROM AUGUST 14, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance – August 14, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	7,187,500	719	24,281	—	25,000

Net loss	—	—	—	(5,000)	(5,000)

Balance – September 30, 2020	7,187,500	719	$24,281	$(5,000)	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

TEKKORP DIGITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,	For the Period from August 14, 2020 (Inception) Through September 30,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$28,831,128	$(5,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Interest earned on marketable securities held in Trust Account	(11,397)	—
Change in fair value of warrant liabilities	(33,065,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	365,697	—
Accounts payable and accrued expenses	3,316,416	—
Net cash used in operating activities	(563,156)	—

Net Change in Cash	(563,156)	—
Cash – Beginning of period	921,069	—
Cash – End of period	$357,913	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$63,060
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$20,000
Change in value of Class A ordinary shares subject to possible redemption	$11,397	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering became effective on October 21, 2020. On October 26, 2020, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), generating gross proceeds of $250,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Tekkorp JEMB LLC (the “Sponsor”), Robin Chhabra, the Company’s President, and a trust for the benefit of Eric Matejevich’s issue, the Company’s Chief Financial Officer, generating gross proceeds of $7,000,000, which is described in Note 5.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding any deferred underwriting commissions held in the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

If the Company seeks shareholder approval in connection with a Business Combination, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Additionally, each public shareholder may elect to redeem its Public Shares, irrespective of whether they vote for or against a transaction.

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

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2021, the Company had approximately $0.4 million in its operating bank account and a working capital deficit of approximately $2.6 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares and the proceeds from the consummation of the Private Placement not held in the Trust Account to provide working capital needed to identify and seek to consummate a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 6). As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

If the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company has become obligated to redeem a significant number of its Public Shares upon completion of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

Management believes that the Sponsor will provide Working Capital Loans that will provide sufficient liquidity to meet the Company’s working capital needs through the earlier of the consummation of a Business Combination and one year from the date of this filing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily include or be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms or if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of October 26, 2020
Class A Ordinary shares subject to possible redemption	$226,752,050	$23,247,950	$250,000,000
Class A Ordinary shares	$232	$(232)	$—
Additional paid-in capital	$5,423,422	$(5,423,422)	$—
Accumulated deficit	$(424,368)	$(17,824,296)	$(18,248,664)
Total Shareholders’ Equity (Deficit)	$5,000,005	$(23,247,950)	$(18,247,945)

Class A Ordinary shares subject to possible redemption	22,675,205	2,324,795	25,000,000

Balance Sheet as of December 31, 2020
Class A Ordinary shares subject to possible redemption	$188,194,600	$61,808,156	$250,002,756
Class A Ordinary shares	$618	$(618)	$—
Additional paid-in capital	$43,980,580	$(43,980,580)	$—
Accumulated deficit	$(38,981,816)	$(17,826,958)	$(56,808,774)
Total Shareholders’ Equity (Deficit)	$5,000,007	$(61,808,156)	$(56,808,149)

Class A Ordinary shares subject to possible redemption	18,819,460	6,180,540	25,000,000

Balance Sheet as of March 31, 2021 (Unaudited)
Class A Ordinary shares subject to possible redemption	$219,468,620	$30,537,893	$250,006,513
Class A Ordinary shares	$305	$(305)	$—
Additional paid-in capital	$12,706,873	$(12,706,873)	$—
Accumulated deficit	$(7,707,797)	$(17,830,715)	$(25,538,512)
Total Shareholders’ Equity (Deficit)	$5,000,006	$(30,537,893)	$(25,537,887)

Class A Ordinary shares subject to possible redemption	21,946,682	3,053,138	25,000,000

Balance Sheet as of June 30, 2021 (Unaudited)
Class A Ordinary shares subject to possible redemption	$215,413,130	$34,597,182	$250,010,312
Class A Ordinary shares	$346	$(346)	$—
Additional paid-in capital	$16,762,322	$(16,762,322)	$—
Accumulated deficit	$(11,763,290)	$(17,834,514)	$(29,597,804)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(34,597,182)	$(29,597,179)

Class A Ordinary shares subject to possible redemption	21,541,313	3,458,687	25,000,000

Statement of Operations for the Period from August 14, 2020 (Inception) Through December 31, 2020
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	22,675,205	(22,675,205)	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,403,658	(7,403,658)	—
Basic and diluted net loss (income) per share, Non-redeemable common stock	$(5.27)	$5.27	$—
Weighted average shares outstanding of Class A ordinary shares	—	11,870,504	11,870,504
Basic and diluted net loss per share, Class A ordinary shares	$—	$(2.15)	$(2.15)
Weighted average shares outstanding of Class B ordinary shares	—	6,250,000	6,250,000
Basic and diluted loss income per share, Class B ordinary shares	$—	$(2.15)	$(2.15)

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

	As Previously Reported	Adjustment	As Restated
Statement of Operations for the Three Months Ended March 31, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	18,819,460	(18,819,460)	—
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	12,430,450	(12,430,450)	—
Basic and diluted net income (loss) per share, Non-redeemable common stock	$2.52	$(2.52)	$—
Weighted average shares outstanding of Class A ordinary shares	—	25,000,000	25,000,000
Basic and diluted net income per share, Class A ordinary shares	$—	$1.00	$1.00
Weighted average shares outstanding of Class B ordinary shares	—	6,250,000	6,250,000
Basic and diluted net income per share, Class B ordinary shares	$—	$1.00	$1.00

Statement of Operations for the Three Months Ended June 30, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	21,946,862	(21,946,862)	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,303,138	(9,303,138)	—
Basic and diluted net loss (income) per share, Non-redeemable common stock	$(0.44)	$0.44	$—
Weighted average shares outstanding of Class A ordinary shares	—	25,000,000	25,000,000
Basic and diluted net loss per share, Class A ordinary shares	$—	$(0.13)	$(0.13)
Weighted average shares outstanding of Class B ordinary shares	—	6,250,000	6,250,000
Basic and diluted net loss per share, Class B ordinary shares	$—	$(0.13)	$(0.13)

Statement of Operations for the Six Months Ended June 30, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	20,391,800	(20,391,800)	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	10,858,200	(10,858,200)	—
Basic and diluted net income (loss) per share, Non-redeemable common stock	$2.51	$(2.51)	$—
Weighted average shares outstanding of Class A ordinary shares	—	25,000,000	25,000,000
Basic and diluted net income per share, Class A ordinary shares	$—	$(0.13)	$(0.13)
Weighted average shares outstanding of Class B ordinary shares	—	6,250,000	6,250,000
Basic and diluted net income per share, Class B ordinary shares	$—	$(0.13)	$(0.13)

Statement of Changes in Shareholders’ Equity (Deficit) for the Period from August 14, 2020 (Inception) Through December 31, 2020 (Audited)
Sale of 25,000,000 Units, net of underwriting discounts, offering costs and warrant liability	$225,151,423	$(225,151,423)	$—
Contribution in excess of fair value on sale of 7,000,000 Private Placement Warrants	7,000,000	$(4,340,000)	$2,660,000
Class A ordinary shares subject to possible redemption	$(188,194,600)	$188,194,600	$—
Subsequent measurement of Class A ordinary shares to redemption amount	$—	$(20,511,333)	$(20,511,333)
Total shareholders’ equity (deficit)	$5,000,007	$(61,808,156)	$(56,808,419)

Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months ended March 31, 2021
Ordinary shares subject to possible redemption	(31,274,020)	$31,274,020	$—
Subsequent measurement of Class A ordinary shares to redemption amount	$—	$3,757	$3,757
Total shareholders’ equity (deficit)	$5,000,006	$(30,537,893)	$(25,537,887)

Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months ended June 30, 2021
Ordinary shares subject to possible redemption	$4,055,490	$(4,055,490)	$—
Subsequent measurement of Class A ordinary shares to redemption amount	$—	$3,799	$3,799
Total shareholders’ equity (deficit)	$5,000,003	$(34,597,182)	$(29,597,179)

Statement of Cash Flows for the Period from August 14, 2020 (inception) through December 31, 2020 (Audited)
Non-Cash investing and financing activities:
Initial classification of Class A ordinary shares subject to possible redemption	$226,752,050	$23,247,950	$250,000,000
Change in value of Class A ordinary shares subject to possible redemption	$(38,557,450)	$38,560,206	$2,756

Statement of Cash Flows for the Three Months Ended March 31, 2021
Non-Cash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$31,274,020	$(31,270,263)	$3,757

Statement of Cash Flows for the Six Months Ended June 30, 2021
Non-Cash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$27,218,530	$(27,210,974)	$7,556

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements are derived from and should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on May 28, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

SEPTEMBER 30, 2021

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 4) and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each balance sheet date until the Warrants are exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2020 and September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(7,750,000)
Class A ordinary share issuance costs	(12,758,577)
Plus:
Subsequent measurement of Class A ordinary shares to redemption amount	20,511,333
Class A ordinary shares subject to possible redemption at December 31, 2020	$250,002,756
Plus:
Subsequent measurement of Class A ordinary shares to redemption amount	11,397
Class A ordinary shares subject to possible redemption at September 30, 2021	$250,014,153

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per ordinary share. Subsequent measurement of the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 19,500,000 Class A ordinary shares in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from August 14, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,290,082	$322,520	$23,064,902	$5,766,226	$—	$(5,000)
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000	—	6,250,000

Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$0.92	$0.92	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor, Robin Chhabra and a trust for the benefit of Eric Matejevich’s issue have purchased an aggregate of 7,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (for an aggregate purchase price of $7,000,000). Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

During the period ended August 20, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 8,625,000 shares of Class B ordinary shares (the “Founder Shares”). On September 23, 2020, the Sponsor transferred 25,000 Founder Shares to each of Marlon Goldstein, Thomas Roche, Tony Rodio and Sean Ryan and 850,000 Founder Shares to each of Robin Chhabra and a trust for the benefit of Eric Matejevich’s issue, in each case, at their original per share purchase price. On October 19, 2020, the Sponsor and each of Mr. Chhabra and such trust returned to the Company, at no cost, 1,230,242 and 103,629 Founder Shares, respectively, which the Company cancelled, resulting in an aggregate of 7,187,500 Founder Shares outstanding. The Founder Shares include an aggregate of up to 937,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment was exercised in full or in part, so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On December 10, 2020, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 937,500 shares. Accordingly, as of September 30, 2021 and December 31, 2020, there are 6,250,000 Founder Shares issued and outstanding and no Founder Shares are currently subject to forfeiture.

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

The sale or allocation of the Founders Shares to the Company's director nominees and affiliates of its sponsor group, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively sold subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of September 30, 2021, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company's shareholders. As a result, the Company determined that the consummation of a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Administrative Services Agreement

The Company entered into an agreement, commencing on October 21, 2020, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $90,000, respectively, in fees for these services. For the period from August 14, 2020 (inception) through September 30, 2020, the Company did not incur any fees for these services.

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination. There were no amounts outstanding under the Working Capital Loans as of September 30, 2021 and December 31, 2020, respectively.

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

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 25,000,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 6,250,000 Class B ordinary shares issued and outstanding.

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

NOTE 9. WARRANTS

As of September 30, 2021 and December 31, 2020, there were 12,500,000 Public Warrants outstanding and 7,000,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$250,014,153	$250,002,756
Liabilities:
Warrant liability – Public Warrants	1	$11,125,000	$30,750,000
Warrant liability – Private Placement Warrants	3	6,230,000	19,670,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Public Warrants and the Private Placement Warrants were initially valued using a binomial lattice simulation model, which is considered to be a Level 3 fair value measurement. The binomial lattice simulation model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. For periods subsequent to the detachment of the warrants from the Units, which occurred on December 14, 2020, the closing price of the Public Warrant was used as the fair value as of each relevant date.

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The key inputs into the binomial lattice simulation model for the Private Placement Warrants were as follows at September 30, 2021 and December 31, 2020:

Input	September 30, 2021	December 31, 2020
Risk-free interest rate	0.80%	0.39%
Trading days per year	252	252
Expected volatility	17.4%	35.7%
Exercise price	$11.50	$11.50
Stock Price	$9.82	$10.08

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as January 1, 2021	$19,670,000
Change in fair value	(12,950,000)
Fair value as of March 31, 2021	6,720,000
Change in fair value	700,000
Fair value as of June 30, 2021	$7,420,000
Change in fair value	(1,190,000)
Fair value as of September 30, 2021	$6,230,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during any of the periods presented.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of December 31, 2020, March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

Overview

We are a blank check company incorporated in the Cayman Islands on August 14, 2020 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $1,612,602, which consists of the change in fair value of warrant liabilities of $3,190,000 and interest earned on marketable securities held in our Trust Account of $3,841, offset by operational costs of $1,581,239.

For the nine months ended September 30, 2021, we had net income of $28,831,128, which consists of the change in fair value of warrant liabilities of $33,065,000 and interest earned on marketable securities held in our Trust Account of $11,397, offset by operational costs of $4,245,269.

For the period from August 14, 2020 (inception) through September 30, 2020, we had a net loss of $5,000, which consisted of formation and operational costs.

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

For the nine months ended September 30, 2021, cash used in operating activities was $563,156. Net income of $28,831,128 was affected by the change in fair value of warrant liabilities of $33,065,000 and interest earned on marketable securities held in the Trust Account of $11,397. Changes in operating assets and liabilities provided $3,682,113 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $250,014,153 (including $14,153 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $357,913. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

To the extent we need to raise additional funds to operate our business, the Company's management believes that the Sponsor will provide Working Capital Loans that will provide sufficient liquidity to meet the Company’s working capital needs through the earlier of the consummation of a Business Combination and one year from the date of this filing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily include or be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms or if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the Public Warrants (as defined in Note 4) and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each balance sheet date until the Warrants are exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating income (loss) per ordinary share. Subsequent measurement of the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

Recent Accounting Standards

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC other than that described below.

Our financial conditions raise substantial doubt about our ability to continue as a “going concern” through one year from the date of the financial statements contained herein if a Business Combination is not consummated.

As of September 30, 2021, the Company had approximately $0.4 million in its operating bank account and working capital deficit of approximately $2.6 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares and the proceeds from the consummation of the Private Placement not held in the Trust to provide working capital needed to identify and seek to consummate a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Management believes that the Sponsor will provide Working Capital Loans that will provide sufficient liquidity to meet the Company’s working capital needs through the earlier of the consummation of a Business Combination and one year from the date of this filing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily include or be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms or if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of the financial statements contained herein if a Business Combination is not consummated. The financial statements contained herein do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, and we may face litigation as a result.

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company reevaluated the classification of the Class A ordinary shares subject to possible redemption. After consultation with the Company’s independent registered public accounting firm, the Company’s management and the Audit Committee concluded that the previously issued audited balance sheet dated as of October 26, 2020, which was related to our initial public offering, the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the unaudited interim financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021 should be restated to report all Class A ordinary shares subject to possible redemption as temporary equity.

As part of such process, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

A material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 26, 2020 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKKORP DIGITAL ACQUSITION CORP.

Date: November 15, 2021	By:	/s/ Matthew Davey
	Name:	Matthew Davey
	Title:	Chief Executive Officer
(Principal Executive Officer and Director)

Date: November 15, 2021	By:	/s/ Eric Matejevich
	Name:	Eric Matejevich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)