Form 10-K/A
period 2020-12-31
Tekkorp Digital Acquisition Corp.
filed 2021-12-23
CIK 1822027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Tekkorp Digital Acquisition Corp.
FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2020
TABLE OF CONTENTS

i

EXPLANATORY NOTE

Tekkorp Digital Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment”) to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on May 28, 2021 (the “Original Filing”) to restate our financial statements for the period from August 14, 2020 (inception) through December 31, 2020 included in the Original Filing (the “Original Financial Statements”).

Background of Restatement

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management identified an error made in certain of its previously issued financial statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company classified and valued its Class A ordinary shares subject to possible redemption. The Company previously classified its Class A ordinary shares subject to possible redemption as permanent equity and determined the value of such Class A ordinary shares to be equal to the redemption value of such Class A ordinary shares, after taking into consideration the terms of the Company’s Amended Articles of Association, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the Class A ordinary shares underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events not solely within the Company’s control. Therefore, management has concluded that its Class A ordinary shares subject to possible redemption must be classified as temporary equity and that the redemption value of its Class A ordinary shares subject to possible redemption should reflect the possible redemption of all Class A ordinary shares. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate net income (loss) pro-rata between Class A and Class B ordinary shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

As a result, on November 15, 2021 the Company’s management and Audit Committee of the Board of Directors concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company has not amended its Current Report on Form 8-K filed with the SEC on October 30, 2020. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein. In addition, the Risk Factors, Management’s Discussion and Analysis, Item 8 and Item 9a have been updated to detail further disclosure of the effects and actions taken by management and the Board of Directors.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the date of filing of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Internal Control and Disclosure Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of December 31, 2020.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data.

●	Part II – Item 9A. Controls and Procedures.

●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after May 28, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s periodic filings after the date hereof.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K/A contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

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

iii

PART I.

References in this Annual Report on Form 10-K/A (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to Tekkorp Digital Acquisition Corp., a blank check company incorporated as a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Tekkorp JEMB LLC, a Cayman Islands limited liability company. References to our “initial shareholders” refer to the holders of our Class B ordinary shares, par value $0.0001 per share (“founder shares”).

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

The personal and financial interests of our sponsor, directors and officers may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the 24-month deadline following the closing of the Initial Public Offering nears, which is the deadline for the completion of our initial Business Combination. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial Business Combination. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

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

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

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

Item 4. Mine Safety Disclosures.

Not applicable.

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

In connection with the Initial Public Offering, we incurred offering costs of approximately $13,175,445, including approximately $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $525,445 of other offering costs. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $250.0 million ($10.00 per Unit) from the net proceeds from our Initial Public Offering and certain of the proceeds from the sale of the Private Placement Warrants was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Annual Report on Form 10-K/A.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Tekkorp Digital Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our temporary equity and permanent equity. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below and is more fully described in Note 2 to our financial statements and “Item 9A. Controls and Procedures” herein. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing.

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

Class A Ordinary Shares Subject to Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all Class A ordinary shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital, to the extent available and accumulated deficit.

Warrant Liability

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating income or loss per ordinary share. Subsequent measurement of the redeemable Class A ordinary shares is excluded from loss per ordinary share as the redemption value approximates fair value.

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

Item 8. Financial Statements and Supplementary Data

TEKKORP DIGITAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Tekkorp Digital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tekkorp Digital Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from August 14, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 14, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 14, 2020 (inception) through December 31, 2020 have been restated.

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

New York, NY

May 28, 2021, except for the effects of the restatement discussed in Note 2 – Amendment 1 as to which the date is December 22, 2021

TEKKORP DIGITAL ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(AS RESTATED)

ASSETS
Current assets
Cash	$921,069
Prepaid expenses	895,102
Total Current Assets	1,816,171

Marketable securities held in Trust Account	250,002,756
Total Assets	$251,818,927

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$59,526
Accrued offering costs	94,794
Total Current Liabilities	154,320

Warrant liabilities	50,420,000
Deferred underwriting fee payable	8,050,000
Total Liabilities	58,624,320

Commitments

Class A ordinary shares subject to possible redemption; 25,000,000 shares at redemption value	250,002,756

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 issued and outstanding	625
Accumulated deficit	(56,808,774)
Total Shareholders’ Deficit	(56,808,149)
Total Liabilities and Shareholders’ Deficit	$251,818,927

The accompanying notes are an integral part of the financial statements.

TEKKORP DIGITAL ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Operating costs	$237,704
Loss from operations	(237,704)

Other income (loss):
Change in fair value of warrant liability	(38,330,000)
Transaction costs attributable to warrant liabilities	(416,868)
Interest earned on marketable securities held in Trust Account	2,756
Other loss, net	(38,744,112)

Net loss	$(38,981,816)

Weighted average shares outstanding, Class A ordinary shares	11,870,504

Basic and diluted net loss per share, Class A ordinary shares	$(2.15)

Weighted average shares outstanding, Class B ordinary shares	6,250,000

Basic and diluted net loss per share, Class B ordinary shares	$(2.15)

The accompanying notes are an integral part of the financial statements.

TEKKORP DIGITAL ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM AUGUST 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – August 14, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000

Contribution in excess of fair value of Private Placement Warrants	—	—	—	—	2,660,000	—	2,660,000

Forfeiture of Founder Shares	—	—	(937,500)	(94)	94	—	—

Initial measurement of Class A ordinary shares subject to redemption value	—	—	—	—	(2,684,375)	(17,824,202)	(20,508,577)

Subsequent measurement of Class A ordinary shares subject to redemption value	—	—	—	—	—	(2,756)	(2,756)

Net loss	—	—	—	—	—	(38,981,816)	(38,981,816)

Balance – December 31, 2020	—	—	6,250,000	625	$—	$(56,808,774)	$(56,808,149)

The accompanying notes are an integral part of the financial statements.

TEKKORP DIGITAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(38,981,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	5,000
Change in fair value of warrant liability	38,330,000
Transaction costs attributable to warrant liabilities	416,868
Interest earned on marketable securities held in Trust Account	(2,756)
Changes in operating assets and liabilities:
Prepaid expenses	(895,102)
Accounts payable and accrued expenses	59,526
Net cash used in operating activities	(1,068,280)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	245,400,000
Proceeds from sale of Private Placement Warrants	7,000,000
Proceeds from promissory note – related party	129,481
Repayment of promissory note – related party	(129,481)
Payment of offering costs	(410,651)
Net cash provided by financing activities	251,989,349

Net Change in Cash	921,069
Cash – Beginning of period	—
Cash – End of period	$921,069

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$250,000,000
Change in value of Class A ordinary shares subject to possible redemption	$2,756
Offering costs paid directly by Sponsor from proceeds from issuance of Class B ordinary shares	$20,000
Offering costs included in accrued offering costs	$110,244
Deferred underwriting fee payable	$8,050,000
Forfeiture of Founder Shares	$(94)

The accompanying notes are an integral part of the financial statements.

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

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

NOTE 2 — REVISION AND RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Revision

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

	As
	Previously		As
	Reported	Adjustments	Revised

Balance sheet as of October 26, 2020 (audited)
Warrant Liability	$—	$12,090,000	$12,090,000
Class A ordinary shares subject to possible redemption	238,842,050	(12,090,000)	226,752,050
Common Stock	112	120	232
Accumulated Deficit	(7,500)	(416,868)	(424,368)
Additional Paid-in Capital	5,006,674	416,748	5,423,422

Restatement

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified and valued its Class A ordinary shares subject to possible redemption. The Company previously classified the Class A ordinary shares subject to possible redemption as permanent equity and determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events not solely within the Company’s control. Therefore, management concluded that its Class A ordinary shares subject to possible redemption must be classified as temporary equity and that the redemption value should include all shares of Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro-rata between Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Revised in Form 10-K	Adjustments	As Restated
Balance Sheet as of October 26, 2020 (Unaudited)
Class A ordinary shares subject to possible redemption	$226,752,050	$23,247,950	$250,000,000
Class A ordinary shares	$232	$(232)	$—
Additional paid-in capital	$5,423,422	$(5,423,422)	$—
Accumulated deficit	$(424,368)	$(17,824,296)	$(18,248,664)
Total Shareholders’ Equity (Deficit)	$5,000,005	$(23,247,950)	$(18,247,945)

Class A Ordinary shares subject to possible redemption	22,675,205	2,324,795	25,000,000

	As Previously Reported	Adjustments	As Restated
Balance Sheet as of December 31, 2020
Class A ordinary shares subject to possible redemption	$188,194,600	$61,808,156	$250,002,756
Class A ordinary shares	$618	$(618)	$—
Additional paid-in capital	$43,980,580	$(43,980,580)	$—
Accumulated deficit	$(38,981,816)	$(17,826,958)	$(56,808,774)
Total Shareholders’ Equity (Deficit)	$5,000,007	$(61,808,156)	$(56,808,149)

Class A ordinary shares subject to possible redemption	18,819,460	6,180,540	25,000,000

Statement of Operations for the Period from August 14, 2020 (Inception) Through December 31, 2020
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	22,675,205	(22,675,205)	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,403,658	(7,403,658)	—
Basic and diluted net loss (income) per share, Non-redeemable common stock	$(5.27)	$5.27	$—
Weighted average shares outstanding of Class A ordinary shares	—	11,870,504	11,870,504
Basic and diluted net loss per share, Class A ordinary shares	$—	$(2.15)	$(2.15)
Weighted average shares outstanding of Class B ordinary shares	—	6,250,000	6,250,000
Basic and diluted Net loss per share, Class B ordinary shares	$—	$(2.15)	$(2.15)

Statement of Changes in Shareholders’ Equity (Deficit) for the Period from August 14, 2020 (Inception) Through December 31, 2020
Sale of 25,000,000 Units, net of underwriting discounts, offering costs and warrant liability	$225,151,423	$(225,151,423)	$—
Contribution in excess of fair value on sale of 7,000,000 Private Placement Warrants	7,000,000	$(4,340,000)	$2,660,000
Class A ordinary shares subject to possible redemption	$(188,194,600)	$188,194,600	$—
Initial measurement of Class A ordinary shares to redemption amount	$—	$(20,508,577)	$(20,508,577)
Subsequent measurement of Class A ordinary shares to redemption amount	$—	$(2,756)	$(2,756)
Total shareholders’ equity (deficit)	$5,000,007	$(61,808,156)	$(56,808,419)

Statement of Cash Flows for the Period from August 14, 2020 (inception) through December 31, 2020
Non-Cash investing and financing activities:
Initial classification of Class A ordinary shares subject to possible redemption	$226,752,050	$23,247,950	$250,000,000
Change in value of Class A ordinary shares subject to possible redemption	$(38,557,450)	$38,560,206	$2,756

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

Class A Ordinary Shares Subject to Possible Redemption (As Restated)

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2020, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(7,750,000)
Class A ordinary share issuance costs	(12,758,577)
Plus:
Initial measurement of Class A ordinary shares to redemption amount	20,508,577
Subsequent measurement of Class A ordinary shares to redemption amount	2,756
Class A ordinary shares subject to possible redemption at December 31, 2020	$250,002,756

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

Net Loss per Ordinary Share (As Restated)

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating loss per ordinary share. Subsequent measurement of the redeemable Class A ordinary shares is excluded from loss per ordinary share as the redemption value approximates fair value.

The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 19,500,000 Class A ordinary shares in the aggregate. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Period from August 14, 2020 (Inception) Through December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(25,536,475)	$(13,445,341)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,870,504	6,250,000

Basic and diluted net loss per ordinary share	$(2.15)	$(2.15)

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 25,000,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and presented as temporary equity.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments which resulted in the restatement of our financial statements included in this Amendment.. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies and emerging growth companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In light of the restatement of our financial statements included in this Amendment, management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All such compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Warrant Agreement, dated October 26, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.2*	Description of Securities.
10.1	Letter Agreement, dated October 21, 2020, among the Company, the Sponsor, Irwin Apartment Trust and the Company’s officers and directors. (1)
10.2	Investment Management Trust Agreement, dated October 26, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated October 26, 2020, among the Company, the Sponsor and certain other security holders named therein. (1)
10.4	Administrative Services Agreement, dated October 26, 2020, between the Company and Tekkorp Capital LLC. (1)
10.5	Private Placement Warrants Purchase Agreement, dated October 21, 2020, among the Company and the PPW Purchasers. (1)
10.6	Indemnity Agreement, dated October 21, 2020, between the Company and Morris Bailey. (1)
10.7	Indemnity Agreement, dated October 21, 2020, between the Company and Matthew Davey. (1)
10.8	Indemnity Agreement, dated October 21, 2020, between the Company and Eric Matejevich. (1)
10.9	Indemnity Agreement, dated October 21, 2020, between the Company and Robin Chhabra. (1)
10.10	Indemnity Agreement, dated October 21, 2020, between the Company and Marlon Goldstein. (1)
10.11	Indemnity Agreement, dated October 21, 2020, between the Company and Thomas Roche. (1)
10.12	Indemnity Agreement, dated October 21, 2020, between the Company and Tony Rodio. (1)
10.13	Indemnity Agreement, dated October 21, 2020, between the Company and Sean Ryan. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 26, 2020, and incorporated by reference herein.

Item 16. Form 10-K/A Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

tekkorp digital acquisition corp

Date: December 22, 2021	/s/ Matthew Davey
	By:	Matthew Davey
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Matthew Davey	Chief Executive Officer and Director	December 22, 2021
Matthew Davey	(Principal Executive Officer)

/s/ Eric Matejevich	Chief Financial Officer	December 22, 2021
Eric Matejevich	(Principal Financial and Accounting Officer)

/s/ Morris Bailey	Chairman of the Board of Directors	December 22, 2021
Morris Bailey

/s/ Marlon Goldstein	Director	December 22, 2021
Marlon Goldstein

/s/ Thomas Roche	Director	December 22, 2021
Thomas Roche

/s/ Anthony Rodio	Director	December 22, 2021
Anthony Rodio

/s/ Sean Ryan	Director	December 22, 2021
Sean Ryan