Form 10-Q
period 2022-03-31
Tekkorp Digital Acquisition Corp.
filed 2022-05-16
CIK 1822027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, there were 25,000,000 Class A ordinary shares, par value $0.0001 per share, and 6,250,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

TEKKORP DIGITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

TEKKORP DIGITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$88,734	$132,938
Prepaid expenses	327,266	403,773
Total Current Assets	416,000	536,711

Marketable securities held in Trust Account	250,039,298	250,018,514
TOTAL ASSETS	$250,455,298	$250,555,225

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$7,104,527	$5,036,710
Accrued offering costs	94,794	94,794
Total Current Liabilities	7,199,321	5,131,504

Convertible note - related party	244,731	—
Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liabilities	6,045,000	12,675,000
Total Liabilities	21,539,052	25,856,504

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 25,000,000 shares at redemption value as of March 31, 2022 and December 31, 2021, respectively.	250,039,298	250,018,514

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021, respectively.	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	625	625
Additional paid-in capital	—	—
Accumulated deficit	(21,123,677)	(25,320,418)
Total Shareholders’ Deficit	(21,123,052)	(25,319,793)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$250,455,298	$250,555,225

The accompanying notes are an integral part of the unaudited condensed financial statements.

TEKKORP DIGITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Operating costs	$2,438,528	$554,738
Loss from operations	(2,438,528)	(554,738)

Other income:
Change in fair value of warrant liabilities	6,630,000	31,825,000
Change in fair value of convertible promissory note – related party	5,269	—
Interest earned on marketable securities held in Trust Account	20,784	3,757
Total other income	6,656,053	31,828,757

Net income	$4,217,525	$31,274,019

Basic and diluted weighted average shares outstanding, Class A ordinary shares	25,000,000	25,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.13	$1.00

Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,250,000	6,250,000
Basic and diluted net income per share, Class B ordinary shares	$0.13	$1.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

TEKKORP DIGITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	6,250,000	$625	$—	$(25,320,418)	$(25,319,793)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(20,784)	(20,784)

Net income	—	—	—	—	—	4,217,525	4,217,525

Balance – March 31, 2022	—	$—	6,250,000	$625	$—	$(21,123,677)	$(21,123,052)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 31, 2021	—	$—	6,250,000	$625	$—	(56,808,774)	$(56,808,149)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(3,757)	(3,757)

Net income	—	—	—	—	—	31,274,019	31,274,019

Balance – March 31, 2021	—	$—	6,250,000	$625	$—	$(25,538,512)	$(25,537,887)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TEKKORP DIGITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income	$4,217,525	$31,274,019
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(6,630,000)	(31,825,000)
Change in fair value of convertible promissory note – related party	(5,269)	—
Interest earned on marketable securities held in Trust Account	(20,784)	(3,757)
Changes in operating assets and liabilities:
Prepaid expenses	76,507	88,970
Accounts payable and accrued expenses	2,067,817	322,189
Net cash used in operating activities	(294,204)	(143,579)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note – related party	250,000	—
Net cash provided by financing activities	250,000	—

Net Change in Cash	(44,204)	(143,579)
Cash – Beginning	132,938	921,069
Cash – Ending	$88,734	$777,490

Non-cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	$20,784	$3,757

The accompanying notes are an integral part of the unaudited condensed financial statements.

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below) and the changes in fair value of warrant liabilities and convertible debt.

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

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had $88,734 in its operating bank account and a working capital deficit of $6,783,321 and the ability to borrow an additional $250,000 though the Convertible Note (as defined in Note 5).

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the proceeds from the consummation of the Private Placement not held in the Trust Account and $250,000 received through the issuance of the Convertible Note (see Note 5) to provide working capital needed to identify and seek to consummate a Business Combination.

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). On February 1, 2022, the Sponsor issued to the Company a convertible promissory note (the “Note”) for an aggregate of up to $500,000 in Working Capital Loans to provide working capital needed to identify and seek to consummate a Business Combination. The Note matures on the earlier of December 31, 2022 and the consummation of a Business Combination and accrues no interest. As of March 31, 2022, the Company had borrowed $250,000 of Working Capital Loans that it had drawn on the Note.

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

Management believes that the Sponsor will provide Working Capital Loans that will provide sufficient liquidity to meet the Company’s working capital needs through the earlier of the consummation of a Business Combination and October 26, 2022, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily include or be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms or if at all. These conditions, including the mandatory liquidation and subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern through October 26, 2022. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements are derived from and should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 3, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities and convertible promissory note. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The Company accounts for its securities held in the Trust Account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Debt and Equity Securities” (“ASC 320”). These securities are classified as trading securities with unrealized gains/losses recognized through net income.

Convertible Promissory Notes – Related Party

The Company accounts for its convertible promissory notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for their convertible promissory notes. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss in the condensed statements of operations.

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

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption at January 1, 2021	$250,002,756
Plus:
Remeasurement of Class A ordinary shares to redemption amount	15,758
Class A ordinary shares subject to possible redemption at December 31, 2021	$250,018,514
Less:
Remeasurement of Class A ordinary shares to redemption amount	20,784
Class A ordinary shares subject to possible redemption at March 31, 2022	$250,039,298

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Subsequent measurement of the redeemable Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The Company calculates its earnings per share to allocate net income pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income of the Company.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 19,500,000 Class A ordinary shares in the aggregate. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$3,374,020	$843,505	$25,019,215	$6,254,804
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000

Basic and diluted net income per ordinary share	$0.13	$0.13	$1.00	$1.00

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

MARCH 31, 2022

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

Recent Accounting Standards

In August 2020, the FASB ASU 2020-06, “Debt — Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and should be applied on a full or modified retrospective basis, with early adoption permitted. The adoption of ASU 2020-06 is not expected to have an impact the Company’s financial position, results of operations or cash flows.

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

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

During the period ended August 20, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 8,625,000 shares of Class B ordinary shares (the “Founder Shares”). On September 23, 2020, the Sponsor transferred 25,000 Founder Shares to each of Marlon Goldstein, Thomas Roche, Tony Rodio and Sean Ryan and 850,000 Founder Shares to each of Robin Chhabra and a trust for the benefit of Eric Matejevich’s issue, in each case, at their original per share purchase price. On October 19, 2020, the Sponsor and each of Mr. Chhabra and such trust returned to the Company, at no cost, 1,230,242 and 103,629 Founder Shares, respectively, which the Company cancelled, resulting in an aggregate of 7,187,500 Founder Shares outstanding. The Founder Shares included an aggregate of up to 937,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On December 10, 2020, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 937,500 shares. Accordingly, as of March 31, 2022 and December 31, 2021, there are 6,250,000 Founder Shares issued and outstanding.

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

The sale or allocation of the Founders Shares to the Company’s director nominees and affiliates of its sponsor group, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 1,500,000 shares granted to the Company’s directors and director nominees was $10,845,000 or $7.23 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that the consummation of a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Administrative Services Agreement

The Company entered into an agreement, commencing on October 21, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company incurred and paid $30,000 and $30,000 in fees for these services, respectively.

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

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

On February 1, 2022, the Company issued a Working Capital Loan in the form of an unsecured promissory note to the Sponsor (the “Convertible Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $500,000. The promissory note is non-interest bearing and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of a Business Combination and at the lender’s discretion, the Convertible Note may be repayable in warrants to purchase Class A ordinary shares at a price of $1.00 per warrant. On February 9, 2022, the Company drew down an aggregate of $250,000 under the Convertible Note which remains outstanding as of March 31, 2022. On May 4, 2022, the Company drew down an additional $200,000 under the Convertible Note. There were no amounts outstanding under December 31, 2021.

At March 31, 2022 the fair value of the Convertible Note was $244,731, which resulted in a change in fair value of the Convertible Note of $5,269 for the three months then ended March 31, 2022 which is reflected on the condensed statement of operations (see Note 9).

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 25,000,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and presented as temporary equity.

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 6,250,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANTS

As of March 31, 2022, there were 12,500,000 Public Warrants outstanding and 7,000,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$250,039,298	$250,018,514
Liabilities:
Warrant liability – Public Warrants	1	$3,875,000	$8,125,000
Warrant liability – Private Placement Warrants	3	2,170,000	4,550,000
Convertible promissory note – related party	3	244,731	—

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Company established the initial fair value for the Warrants using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice simulation model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility as of the March 31, 2022 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date.

The key inputs into the binomial lattice simulation model for the Level 3 Private Placement Warrants were as follows:

Input	March 31, 2022	December 31, 2021
Risk-free interest rate	2.41%	1.14%
Trading days per year	252	252
Expected volatility	4.40%	12.8%
Exercise price	$11.50	$11.50
Stock Price	$9.86	$9.93

The following table presents the changes in the fair value of Level 3 Private Placement Warrants:

Fair value as of December 31, 2021	$4,550,000
Change in fair value	(2,380,000)
Fair value as of March 31, 2022	$2,170,000

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers during the three months ended March 31, 2022.

TEKKORP DIGITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Convertible Promissory Note – Related Party

The Company established the initial fair value for the Convertible Note using a Black-Scholes model, which is considered to be a Level 3 fair value measurement.

The estimated fair value of the Convertible Note was based on the following significant inputs:

	February 9, 2022 (issuance date)	March 31, 2022
Risk-free interest rate	0.6%	1.1%
Trading days per year	252	252
Expected volatility	7.1%	4.4%
Exercise price	$0.40	$0.31
Stock Price	$1.00	$1.00
Dividend	0.0%	0.0%

The following table presents the changes in the fair value of the Level 3 Convertible Note:

Fair value as of January 1, 2021	$—
Proceeds received through issuance of Convertible Note	250,000
Change in valuation inputs or other assumptions	(5,269)
Fair value as of March 31, 2022	$244,731

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2022 for the Convertible Note.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as disclosed above in Note 5, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $4,217,525, which consists of the change in fair value of warrant liabilities of $6,630,000, change in fair value of the convertible promissory note – related party of $5,269 and interest earned on marketable securities held in our Trust Account of $20,784, offset by operating costs of $2,438,528.

For the three months ended March 31, 2021, we had a net income of $31,274,019, which consisted of changes in fair value of warrant liabilities of $31,825,000 and interest earned on marketable securities held in out Trust Account of $ 3,757, offset by operating costs of $554,738.

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

For the three months ended March 31, 2022, cash used in operating activities was $294,204. Net income of $4,217,525 was affected by the change in fair value of warrant liabilities of $6,630,000, change in fair value of convertible promissory note – related party of $5,269 and interest earned on marketable securities held in the Trust Account of $20,784. Changes in operating assets and liabilities provided $2,144,324 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $143,579. Net income of $31,274,019 was affected by the change in fair value of warrant liabilities of $31,825,000 and interest earned on marketable securities held in the Trust Account of $3,757. Changes in operating assets and liabilities provided $411,159 of cash from operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $250,039,298 (including $39,298 of interest income) consisting of money market funds which invest in U.S. Treasury securities with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $88,734. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. On February 1, 2022, we issued a convertible promissory note to our Sponsor for aggregate proceeds of $500,000. On February 9, 2022, the we drew down an aggregate of $250,000 under the convertible promissory note which remains outstanding as of March 31, 2022. On May 4, 2022, we drew down an additional $200,000 under the convertible promissory note. If we complete a Business Combination, we would repay such loaned amounts upon the closing of such Business Combination using funds held outside and/or inside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates and Policies

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

Convertible Promissory Notes – Related Party

We account for our convertible promissory notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. We have made such election for our convertible promissory notes. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss in the condensed statements of operations.

Class A Ordinary Shares Subject to Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — “Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2023 for smaller reporting companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timeline basis. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarter Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures, including consulting with subject matter experts related to the accounting for certain complex financial instruments issued by the Company. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 4, 2022 (the “2021 Annual Report”). Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our 2021 Annual Report except as described below.

Our financial conditions raise substantial doubt about our ability to continue as a “going concern” through one year from the date of the financial statements contained herein if a Business Combination is not consummated.

As of March 31, 2022, the Company had approximately $0.1 million in its operating bank account and working capital deficit of approximately $6.8 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the proceeds from the consummation of the Private Placement not held in the Trust and $250,000 drawn on the Note..

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2022, the Company had borrowed $250,000 of Working Capital Loans that it had drawn on the Note.

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

In connection with the preparation of the Company’s financial statements as of March 31, 2022, the Company reevaluated the classification of the Class A ordinary shares subject to possible redemption. After consultation with the Company’s independent registered public accounting firm, the Company’s management and the Audit Committee concluded that the previously issued audited balance sheet dated as of October 26, 2020, which was related to our initial public offering, the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the unaudited interim financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021 should be restated to report all Class A ordinary shares subject to possible redemption as temporary equity.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Global or regional conditions may adversely affect our business and our ability to find an attractive target business with which to consummate our initial Business Combination.

Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth, changes, or uncertainty in fiscal, monetary or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses, increases in unemployment and lower consumer confidence and spending. Adverse changes in economic conditions can harm global business and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination. Such adverse changes could result from geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, human rights concerns and terrorist activity, catastrophic events such as natural disasters and public health issues (including the COVID-19 pandemic), supply chain interruptions, new or revised export, import or doing-business regulations, including trade sanctions and tariffs or other global or regional occurrences.

In particular, in response to Russia’s recent invasion of Ukraine, the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. This rising conflict and the resulting market volatility could adversely affect global economic, political and market conditions. Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to find an attractive target businesses with which to consummate our initial Business Combination.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 26, 2020 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKKORP DIGITAL ACQUSITION CORP.

Date: May 16, 2022	By:	/s/ Matthew Davey
	Name:	Matthew Davey
	Title:	Chief Executive Officer
(Principal Executive Officer and Director)

Date: May 16, 2022	By:	/s/ Eric Matejevich
	Name:	Eric Matejevich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)